Form 10-K
period 2016-12-31
COMM 2014-UBS2 Mortgage Trust
filed 2017-03-23
CIK 1599714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2016

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

New York
(State or other jurisdiction of
incorporation or organization of
the issuing entity)


46-5071966
46-5098638
46-7407698
(I.R.S. Employer
Identification Numbers)


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


EXPLANATORY NOTES

The One Kendall Square Mortgage Loan, which constituted approximately
9.7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the One Kendall Square Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the One Kendall Square Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing
Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of KeyBank National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Google and Amazon Office Portfolio Mortgage Loan, which constituted approximately
9.7% of the asset pool of the issuing entity as of its cut-off date. The Google and Amazon Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Google and Amazon
Office Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2014-CCRE14 Mortgage Trust transaction, Commission File Number 333-184376-11 (the "COMM 2014-CCRE14
Transaction").  This loan combination, including the Google and Amazon
Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE14
Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2014-
CCRE14 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-CCRE14
Transaction.  Thus, the servicer compliance statement provided by Wells
Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Google and Amazon Office Portfolio Mortgage Loan. Pursuant to the Pooling and
Servicing Agreement and the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant's attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Google and Amazon Office Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search,
LLC. These entities were engaged by the primary servicer of the Google and Amazon Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section
301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Google and Amazon Office Portfolio Mortgage Loan, the servicer compliance statements of Wells Fargo Bank, National Association as master servicer of the Google and Amazon Office Portfolio Mortgage Loan and Rialto Capital Advisors,
LLC as special servicer of the Google and Amazon Office Portfolio
Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation
AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a "servicer" that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.


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


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to KeyBank National Association, as master servicer, Deutsche Bank Trust Company Americas, as certificate administrator and custodian and Berkadia Commercial Mortgage LLC, as primary servicer:

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "Trust") filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the "Servicers"). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers' determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust's directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers' motion to dismiss was granted. The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction and the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "2007-CIBC18 Trust"), filed suit (the "Lawsuit") in the Supreme Court of New York, County of New York, against KeyBank National Association, as special servicer, and Berkadia Commercial Mortgage LLC ("Berkadia"), as master servicer. The action was brought in connection with the determinations by KeyBank National Association ("KeyBank") and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City. KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust. KeyBank's and Berkadia's motions to dismiss the lawsuit were granted with prejudice on November 28, 2016.
The plaintiff has filed a notice of appeal.


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

4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association , as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit
        99.6 to the registrant's Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    KeyBank National Association, as Master Servicer

33.2    LNR Partners, LLC, as Special Servicer

33.3    U.S. Bank National Association, as Trustee (Omitted. See
        Explanatory Notes.)

33.4    Deutsche Bank Trust Company Americas, as Certificate
        Administrator and Custodian

33.5    Park Bridge Lender Services LLC, as Operating Advisor

33.6    Berkadia Commercial Mortgage LLC, as Primary Servicer

33.7 KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.1)

33.8 LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.2)

33.9 U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.10   Deutsche Bank Trust Company Americas, as Certificate
        Administrator and Custodian of the One Kendall Square Mortgage Loan (see Exhibit 33.4)

33.11 Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 33.5)

33.12 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan

33.13 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan

33.14 U.S. Bank National Association , as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15   Deutsche Bank Trust Company Americas, as Certificate
        Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.16   Park Bridge Lender Services LLC, as Operating Advisor of the
        Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan

33.18 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    KeyBank National Association, as Master Servicer

34.2    LNR Partners, LLC, as Special Servicer

34.3    U.S. Bank National Association, as Trustee (Omitted. See
        Explanatory Notes.)

34.4    Deutsche Bank Trust Company Americas, as Certificate
        Administrator and Custodian

34.5    Park Bridge Lender Services LLC, as Operating Advisor

34.6    Berkadia Commercial Mortgage LLC, as Primary Servicer

34.7 KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.1)

34.8 LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.2)

34.9 U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.10   Deutsche Bank Trust Company Americas, as Certificate
        Administrator and Custodian of the One Kendall Square Mortgage Loan (see Exhibit 34.4)

34.11 Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 34.5)

34.12 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan

34.13 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan

34.14 U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15   Deutsche Bank Trust Company Americas, as Certificate
        Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.16 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan
        (see Exhibit 34.5)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan

34.18 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan


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

35.4    Berkadia Commercial Mortgage LLC, as Primary Servicer

35.5 KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.1)

35.6 LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.2)

35.7    Deutsche Bank Trust Company Americas, as Certificate
        Administrator of the One Kendall Square Mortgage Loan
        (see Exhibit 35.3)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10   Deutsche Bank Trust Company Americas, as Certificate
        Administrator of the Google and Amazon Office Portfolio Mortgage
        Loan


99.1 Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between German American Capital Corporation and Deutsche
        Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between UBS Real Estate Securities Inc. and Deutsche Mortgage
        & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on March 19,
        2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 19,
        2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

99.5    Amended and Restated Subservicing Agreement, dated as of
        January 18, 2013, between KeyCorp Real Estate Capital
        Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as
        Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on March 19, 2014 under Commission File No.
        333-193376-02 and incorporated by reference herein)

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

Date: March 22, 2017


/s/ Natalie Grainger
Natalie Grainger, Director

Date: March 22, 2017