Form 10-K
period 2017-12-31
COMM 2014-UBS2 Mortgage Trust
filed 2018-03-19
CIK 1599714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

92705

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Google and Amazon Office Portfolio Mortgage Loan, which constituted approximately 9.7% of the asset pool of the issuing entity as of its cut-off date.  The Google and Amazon Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Google and Amazon Office Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2014-CCRE14 Mortgage Trust transaction, Commission File Number 333-184376-11 (the “COMM 2014-CCRE14 Transaction”). This loan combination, including the Google and Amazon Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Google and Amazon Office Portfolio Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Google and Amazon Office Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Google and Amazon Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Google and Amazon Office Portfolio Mortgage Loan, the servicer compliance statements of Wells Fargo Bank, National Association as master servicer of the Google and Amazon Office Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Google and Amazon Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to KeyBank National Association, as master servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator and custodian, and Berkadia Commercial Mortgage LLC, as primary servicer:

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "Trust") filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the "Servicers"). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers' determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust's directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers' motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 ("TIA"), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs' third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs' TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs' breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of "hundreds of millions of dollars." On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG ("Commerzbank") in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank's second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank's TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer "hundreds of millions of dollars in losses," but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as certificate administrator and custodian under the COMM 2014-CCRE14 pooling and servicing agreement and the pooling and servicing agreements relating to this transaction.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business. Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer. Notwithstanding the foregoing, Berkadia discloses the following litigation: on February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "2007-CIBC18 Trust"), filed suit (the "Lawsuit") in the Supreme Court of New York, County of New York, against KeyBank National Association ("KeyBank"), as special servicer, and Berkadia, as master servicer. The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City. KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust. KeyBank's and Berkadia's motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016. The plaintiff has filed an appeal.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.1)
33.8	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.2)
33.9	U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the One Kendall Square Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 33.5)
33.12	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.14	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.15	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)
33.16	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
33.18	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer
34.2	LNR Partners, LLC, as Special Servicer
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.1)
34.8	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.2)
34.9	U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the One Kendall Square Mortgage Loan (see Exhibit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 34.5)
34.12	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.14	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.15	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)
34.16	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
34.18	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
35	Servicer compliance statements.
35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.1)
35.6	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.2)
35.7	Deutsche Bank Trust Company Americas, as Certificate Administrator of the One Kendall Square Mortgage Loan (see Exhibit 35.3)
35.8	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.9	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.10	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan
99.1	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.5	Amended and Restated Subservicing Agreement, dated as of January 18, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

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

Date: March 19, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 19, 2018