Form 10-K
period 2019-12-31
COMM 2014-UBS2 Mortgage Trust
filed 2020-03-24
CIK 1599714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

92705

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein. If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the Google and Amazon Office Portfolio Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Google and Amazon Office Portfolio Mortgage Loan, the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the Google and Amazon Office Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Google and Amazon Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and as custodian .

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the "BlackRock SDNY Case") and the other in the Superior Court of California, Orange County (the "BlackRock California Case"). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs' third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 ("TIA"); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York's Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs' TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs' breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of "hundreds of millions of dollars." On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG ("Commerzbank") in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank's second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank's TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer "hundreds of millions of dollars in losses," but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2020, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court.

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

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.1)
33.8	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.2)
33.9	U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Custodian of the One Kendall Square Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 33.5)
33.12	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.14	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.15	Deutsche Bank Trust Company Americas, as Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4 )
33.16	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
33.18	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer
34.2	LNR Partners, LLC, as Special Servicer
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.1)
34.8	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.2)
34.9	U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Custodian of the One Kendall Square Mortgage Loan (see Exhibit 33.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 34.5)
34.12	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.14	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.15	Deutsche Bank Trust Company Americas, as Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)
34.16	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
34.18	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
35	Servicer compliance statements.
35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.1)
35.6	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.2)
35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.8	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
99.1	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.5	Amended and Restated Subservicing Agreement, dated as of January 18, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.
(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 24, 2020

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 24, 2020