Form 10-K
period 2020-12-31
COMM 2014-UBS2 Mortgage Trust
filed 2021-03-16
CIK 1599714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

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

Not applicable.

EXPLANATORY NOTES

The One Kendall Square Mortgage Loan, which constituted approximately 9.7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the One Kendall Square Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the One Kendall Square Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the Google and Amazon Office Portfolio Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and as custodian, and U.S. Bank National Association, as trustee.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit. U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”). U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action. The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.1)
33.8	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 33.2)
33.9	U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Custodian of the One Kendall Square Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 33.5)
33.12	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.13	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.14	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.15	Deutsche Bank Trust Company Americas, as Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.4)
33.16	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
33.18	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer
34.2	LNR Partners, LLC, as Special Servicer
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.1)
34.8	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 34.2)
34.9	U.S. Bank National Association, as Trustee of the One Kendall Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Custodian of the One Kendall Square Mortgage Loan (see Exhibit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the One Kendall Square Mortgage Loan (see Exhibit 34.5)
34.12	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.13	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.14	U.S. Bank National Association, as Trustee of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.15	Deutsche Bank Trust Company Americas, as Custodian of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.4)
34.16	Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
34.18	National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan
35	Servicer compliance statements.
35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5	KeyBank National Association, as Primary Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.1)
35.6	LNR Partners, LLC, as Special Servicer of the One Kendall Square Mortgage Loan (see Exhibit 35.2)
35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.8	Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
99.1	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of March 18, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)
99.5	Amended and Restated Subservicing Agreement, dated as of January 18, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on March 19, 2014 under Commission File No. 333-193376-02 and incorporated by reference herein)

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

Date: March 16, 2021

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 16, 2021