Form 10-K/A
period 2022-12-31
COMM 2014-UBS2 Mortgage Trust
filed 2023-07-12
CIK 1599714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 17, 2023 (the "Original Form 10-K") is to file updated report on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria for Berkadia Commercial Mortgage LLC. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibit and Financial Statement Schedules

31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.7	Berkadia Commercial Mortgage LLC, as Primary Servicer
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.7	Berkadia Commercial Mortgage LLC, as Primary Servicer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: July 12, 2023

/s/ Matt Smith

Matt Smith, Director

Date: July 12, 2023